Form 10KSB
period 2002-08-31
UMDN INC
filed 2003-01-23
CIK 1172576

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                   SPECIAL REPORT PURSUANT TO RULE 15(d)(2) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended: August 31, 2002

                                   UMDN, Inc.
                 (Name of small business issuer in its charter)
    Delaware                                                       95-4817171
------------------                                                 ----------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

217 Ashland Avenue, Santa Monica California                                90405
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

         Issuer's telephone number, including area code: (310) 396-1475
                                                         --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----
        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. Form 10-QSB

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year = $ 91,353

The aggregate market value of the Common Stock held by nonaffiliates of the Issuer was approximately $ 363,400 based upon the price at which the Common Stock was sold.

The number of outstanding shares of the Issuer's Common Stock, $0.0001 par value, was 14,924,000 as of January 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     ------

Part II

Item 7. Financial Statements

                                   UMDN, INC.
                                FINANCIAL REPORT
                  For the years ended August 31, 2001 and 2002





                                TABLE OF CONTENTS


                                                                                               Page
Report of Independent Certified Public Accountants                                               3



Financial statements:

    Balance sheets                                                                               4
    Statements of operations                                                                     5
    Statements of stockholders' deficiency                                                       6
    Statements of cash flows                                                                     7
    Notes to financial statements                                                              9-16

               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
UMDN, Inc.
Santa Monica, California


We have audited the accompanying balance sheets of UMDN, Inc. as of August 31, 2001 and 2002 and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UMDN, Inc. as of August 31, 2001 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and is experiencing liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.


Santa Monica, California
January 13, 2003

                                   UMDN, INC.
                                 BALANCE SHEETS
                       August 31, 2001 and August 31, 2002

                                     ASSETS
                                                                                           August 31,           August 31,
                                                                                             2001                 2002
                                                                                        --------------       --------------
CURRENT ASSETS
   Cash                                                                                    $   30,704           $   1,825
   Prepaid expenses                                                                               310                 310
   Deferred offering costs (Note 11)                                                           -                  155,356
                                                                                        --------------       --------------

        TOTAL CURRENT ASSETS                                                                   31,014             157,491
                                                                                        --------------       --------------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation (Notes 5 and 6)                                             18,547              15,563
                                                                                        --------------       --------------
        TOTAL ASSETS                                                                       $   49,561            $173,054
                                                                                        ==============       ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                                                        $   20,987           $  39,109
    Accrued interest
                                                                                               11,453              11,970
   Consulting fees payable                                                                     31,000               6,000
   Legal fees payable                                                                          13,794              94,050
   Current portion of long-term debt (Note 6)                                                   2,673               2,870
   Deferred income                                                                             10,628              19,388
                                                                                        --------------       --------------

        TOTAL CURRENT LIABILITIES                                                              90,535             173,387
                                                                                        --------------       --------------

LONG-TERM DEBT (Note 6)                                                                         7,068               4,542
                                                                                        --------------       --------------

NOTES PAYABLE, STOCKHOLDERS (Note 3)                                                          120,000             308,000
                                                                                        --------------       --------------

COMMITMENT (Note 8)

STOCKHOLDERS' DEFICIENCY (Note 9)
   Series A convertible preferred stock, $.0001 par value:
      Authorized 10,000,000 shares;
      Issued and outstanding, 1,050,000 and zero shares at
        August 31, 2001 and August 31, 2002, respectively                                         105                   -
   Common stock, $.0001 par value:
      Authorized 40,000,000 shares;
      Issued and outstanding, 4,320,000 and 14,924,000
        shares at August 31, 2001 and August 31, 2002,
        respectively                                                                              432               1,492
   Paid-in capital                                                                            222,412             422,457
   Accumulated deficit                                                                       (390,991)           (736,824)
                                                                                        --------------       --------------

        TOTAL STOCKHOLDERS'
            DEFICIENCY                                                                       (168,042)           (312,875)
                                                                                        --------------       --------------

        TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIENCY                                                       $   49,561           $ 173,054
                                                                                        ==============       ==============

                See accompanying notes to financial statements.

                                   UMDN, INC.
                            STATEMENTS OF OPERATIONS
                  For the years ended August 31, 2001 and 2002



                                                                                            August 31,          August 31,
                                                                                             2001                2002
                                                                                        --------------       --------------
REVENUE                                                                                   $   67,842           $   91,353
                                                                                        --------------       --------------


OPERATING EXPENSES
   General, selling and administrative
      expense                                                                                384,424              414,042
   Rescinded transaction costs (Note 4)                                                       60,193                    -
                                                                                        --------------       --------------


      TOTAL OPERATING EXPENSES                                                               444,617              414,042
                                                                                        --------------       --------------


LOSS FROM OPERATIONS                                                                        (376,775)            (322,689)


INTEREST EXPENSE                                                                              14,216               23,144
                                                                                        --------------       --------------


          NET LOSS                                                                         $(390,991)          $ (345,833)
                                                                                        ==============       ==============



Basic and diluted loss per common share                                                      $ (0.11)          $    (0.04)
                                                                                        ==============       ==============



Average number of shares outstanding                                                       3,636,195            9,651,607
                                                                                        ==============       ==============

                See accompanying notes to financial statements.

                                   UMDN, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                  For the years ended August 31, 2001 and 2002

                                                    Proprietors      Common Stock    Preferred Stock   Paid-in   Accumulated
                                                    Deficiency     Shares   Amount    Shares   Amount  Capital     Deficit     Total
                                                    --------------------------------------------------------------------------------
Balance, August 31, 2000                            $(158,807)        -      -       -       $           -    $   -      $ (158,807)

Proprietors' deficiency contributed
with respect to incorporation                         158,807   3,136,970   314      -       -      (159,121)     -              -

Preferred stock issued (Note 9)                           -         -        -  1,050,000   105        (105)      -              -

Common stock issued to unrelated parties                  -       120,000    12      -       -        29,988      -          30,000

Common stock issued with respect to private
placement, including 40,000 shares
to related parties, net of offering costs of
$36,733 (Note 3)                                          -       700,000    70      -       -       126,186      -         126,256

Exercise of stock options by related party                -       348,552    35      -       -       129,965      -         130,000

Common stock issued in exchange for services
(Note 9)                                                  -        14,478     1      -       -         4,499      -           4,500

Stock options granted in exchange for                     -         -        -       -       -        79,000      -          79,000
  for services (Note 9)

Contribution to capital in exchange for rent
(Note 3)                                                  -         -        -       -     12,000      -         12,000

Net loss                                                  -         -        -       -       -         -       (390,991)   (390,991)



Balance, August 31, 2001                                  -     4,320,000   432 1,050,000   105     222,412    (390,991)   (168,042)

Conversion of preferred stock into common
  stock (Note 9)                                          -    10,500,000  1,050(1,050,000)(105)       (945)      -              -

Common stock issued in exchange for services
 (Note 9)                                                 -       104,000    10      -       -        25,990      -          26,000

Contributions to capital in exchange for
  rent (Note 3)                                           -         -        -       -       -        12,000      -          12,000

Contributions to capital in exchange for
 salaries (Note 3)                                        -         -        -       -       -       140,000      -         140,000

Stock options granted in exchange for
services (Note 9)                                         -         -        -       -       -        23,000      -          23,000

Net loss                                                  -         -        -       -       -         -       (345,833)   (345,833)


Balance, August 31, 2002                            $     -    14,924,000 $ 1,492    -     $ -    $ 422,457  $ (736,824)  $(312,875)

                See accompanying notes to financial statements.

                                   UMDN, INC.
                            STATEMENTS OF CASH FLOWS
                  For the years ended August 31, 2001 and 2002

                                                                                                     August 31,        August 31,
                                                                                                        2001              2002
                                                                                                 ---------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                        $   (390,991)    $     (345,833)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation                                                                                      4,624             6,982
        Non-cash payments for services                                                                   83,500           163,000
        Non-cash payments for rent                                                                       12,000            12,000
        Changes in assets and liabilities:

          Decrease in accounts receivable                                                                   550                 -

          Decrease in prepaid legal fees                                                                  4,039                 -

          Increase in deferred offering costs                                                                 -          (155,356)
          Increase in accounts payable                                                                    1,728            18,122
          Increase in consulting fees payable                                                            31,000             1,000

          Increase in legal fees payable                                                                 13,794            80,256
          Increase  in accrued interest                                                                   9,132               517

          Decrease in accrued officers' salaries                                                        (50,000)                -
          Increase (decrease) in deferred income                                                         (3,146)            8,760
                                                                                                 ---------------    --------------

          Net cash used in operating activities                                                        (283,770)         (210,552)
                                                                                                 ---------------    --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment purchased                                                                      (6,442)           (3,997)
                                                                                                 ---------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from the issuance of common stock                                                           286,256                 -
   Proceeds from notes payable, stockholders                                                             30,000           188,000

   Long-term debt incurred                                                                                6,029                 -
   Long-term debt paid                                                                                   (1,540)           (2,330)
                                                                                                 ---------------    --------------

          Net cash provided by financing activities                                                     320,745           185,670
                                                                                                 ---------------    --------------


NET INCREASE (DECREASE) IN CASH                                                                          30,533          (28,879)


CASH - BEGINNING OF YEAR                                                                                    171            30,704
                                                                                                 ---------------    --------------


CASH - END OF YEAR                                                                                  $    30,704      $      1,825
                                                                                                 ===============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

   Interest                                                                                         $    5,084        $    22,627

                                                                                                                         (Continued)

                See accompanying notes to financial statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended August 31, 2001, common stock increased by $314 and paid-in capital decreased by $159,121 when the assets of the proprietorship were transferred and its liabilities were assumed by the Company in exchange for shares of common stock issued to the proprietors.

During the year ended August 31, 2001, preferred stock increased and paid-in capital decreased by $105 as a result of the issuance of shares of common stock as a stock dividend (Note 9).

During March 2002, common stock increased by $1,050 and preferred stock and paid-in capital decreased by $105 and $945, respectively, as a result of conversion of preferred stock into common stock (Note 9).

During the year ended August 31, 2002, common stock was issued for liquidation of accounts payable of $26,000 relating to services rendered.

                See accompanying notes to financial statements.

                                   UMDN, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  For the years ended August 31, 2001 and 2002



NOTE 1:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Formation of the Company and business:

               The Company provides sales and marketing services through a benefits program that it created specifically for unions and association members. This benefits program utilizes the collective bargaining power of the unions to obtain purchasing power with businesses ("providers"). The Company enrolls members of unions and other large affinity groups to leverage their buying power to elicit proprietary discounts for their benefit from both local and national businesses. The Company provides its services through live operators, an online interface and printed materials. The Company's revenues are derived from the businesses that provide the discounts.

               The Company began its business in 1998 and was a proprietorship through August 2000. Upon incorporation in the state of Delaware in August 2000, all of the assets of the proprietorship were transferred and its liabilities were assumed by the Company in exchange for shares of common stock issued to the proprietors.

               Use of estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

               Revenue recognition:

               Revenue  is  recognized   ratably  over  the  terms  of  provider
               agreements, generally six months to one year. Amounts received from provider agreements for which revenue has not been recognized, net of related commissions, are reported as deferred revenue. Subsequent to the expiration of provider agreements, if a new contractual agreement has not been entered into, the Company, at its option, may decide to allow the vendors to remain on the vendor network listing without receiving listing payments.

               Depreciation:

               Depreciation is computed principally on the straight-line method based on the estimated useful lives of the assets, generally as follows:

                Computer equipment                                     3-5 years
                Furniture and fixtures                                  10 years


                                                                     (Continued)

                                   UMDN, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                  For the years ended August 31, 2001 and 2002


NOTE 1:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Deferred taxes on income:

               The Company records deferred taxes on income for transactions that are reported in different years for financial reporting and tax purposes using an asset and liability method whereby assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

               Loss per common share:

               Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the year. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 3,636,195 and 9,651,607 for the years ended August 31, 2001 and 2002, respectively. For purposes of the above calculation, the preferred shares outstanding are antidilutive.

               Stock-based compensation:

               The Company accounts for stock-based compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost for employees is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock. The Company accounts for stock-based compensation arrangements to consultants in accordance with the provisions of SFAS No. 123.


NOTE 2:        BASIS OF PRESENTATION AND GOING CONCERN

               The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at August 31, 2001 and 2002, current liabilities exceeded current assets by approximately $59,000 and $171,000 (excluding deferred offering costs), respectively, and total liabilities exceeded total assets by approximately $168,000 and $313,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                                     (Continued)

                                   UMDN, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                  For the years ended August 31, 2001 and 2002


NOTE 2:        BASIS OF PRESENTATION AND GOING CONCERN (Continued)

               In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon a successful financing and the success of the Company's future operations. Management anticipates cash flows from a contract which is currently suspended. Should this contract be terminated , the Company will receive a termination fee of $100,000. In addition, the Company's majority stockholders intend to sell their registered shares through a public offering from which they intend to contribute a portion of the proceeds to the Company. Management believes that these actions and revenues from operations if successful, will enable the Company to continue as a going concern. Management also believes that if sufficient funds are not raised, the Company will have to curtail its operations.


NOTE 3:        RELATED PARTY TRANSACTIONS

               Notes payable, stockholders:

               In November 2001, the Company entered into a promissory note with its majority stockholders and officers under which it may borrow up to $350,000. Interest is payable at 8% per annum. Payment of the balance outstanding plus interest is due in November 2003. At August 31, 2002, $188,000 was outstanding under this note. As of January 13, 2003, no amount was available under this note.

               The Company was also indebted to certain of its stockholders in the amount of $120,000 as of August 31, 2001 and 2002, respectively, on notes payable bearing interest at 8% per annum, due through January, 2004. Notes payable in the amount of $80,000 as of August 31, 2001 and 2002 were guaranteed by the principal officers/stockholders of the Company.

               Interest expense on these notes amounted to approximately $10,000 and $13,000 for the years ended August 31, 2001 and 2002, respectively.

               Rent:

               The  Company  leases  its  office   facility  from  its  majority
               stockholders on a month-to-month basis. Rent charged by the stockholders was contributed to capital and amounted to $12,000 for each of the years ended August 31, 2001 and 2002.

               Salaries:

               Salaries charged by the two principal officers amounting to $140,000 were accrued and contributed to capital for the year ended August 31, 2002. Since May 31, 2001, the Company has accrued salaries for the two principal officers in the amount of $14,000 per month. Salaries for the two principal officers for the year ended August 31, 2001 and two months ended October 31, 2002 were accrued and paid.

                                                                     (Continued)

                                   UMDN, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                  For the years ended August 31, 2001 and 2002


NOTE 3:        RELATED PARTY TRANSACTIONS (Continued)

               Common stock:

               The Company issued 388,552 shares of common stock to related parties for $140,000 during the year ended August 31, 2001.

NOTE 4:        STOCK PURCHASE AND SALE AGREEMENT

               In May 2001, the Company's stockholders entered into a stock purchase and sale agreement with Delta Capital Technologies, Inc. ("DCTG"), whereby the stockholders received 1,000,000 shares of DCTG common stock in exchange for their shares of the Company's common stock. Due to the difficulty of raising capital financing, DCTG was unable to provide the needed financing for the Company. In November 2001, the Company exercised an option in the agreement with DCTG to rescind this transaction. Expenses incurred with respect to this agreement and its reversal have been included in the statements of operations as rescinded transactions costs.

NOTE 5:        PROPERTY AND EQUIPMENT

               Property and equipment consisted of the following:

                                                                                                August 31,        August 31,
                                                                                                  2001                2002
                                                                                            ---------------   -----------------

                  Computer equipment                                                                $21,205           $25,202
                  Furniture and fixtures                                                              4,765             4,765
                                                                                            ---------------   -----------------
                                                                                                     25,970            29,967
                  Less accumulated depreciation                                                       7,423            14,404
                                                                                            ---------------   -----------------
                                                                                                    $18,547           $15,563
                                                                                            ===============   =================

                                   UMDN, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                  For the years ended August 31, 2001 and 2002

NOTE 6:        LONG-TERM DEBT

               Long-term debt consisted of the following:

                                                                                               August 31,          August 31
                                                                                                 2001                 2002
                                                                                            --------------      ---------------
                  Notes, collateralized by computer equipment, payable
                    $425 per month through June 2004, including
                    interest ranging from 15% to 45% per annum.                                      $9,741            $7,412

                        Current portion                                                               2,673             2,870
                                                                                                      -----             -----

                        Noncurrent portion                                                           $7,068            $4,542
                                                                                                      =====             =====

               Maturities of long-term debt during the succeeding four years as of August 31, 2002 are approximately $2,900 (2003); $3,100
               (2004); $800 (2005) and $600 (2006).



NOTE 7:        TAXES ON INCOME

               As of August 31, 2001 and 2002, the Company had available net operating loss carryforwards amounting to approximately $350,000 and $696,000, respectively, that may be applied against future federal and state taxable income and that expire through 2022 for federal tax purposes and 2010 for state tax purposes.

               Temporary differences giving rise to deferred tax assets consist of the net operating loss carryforwards. Since the Company cannot determine if it is more likely than not that the deferred tax assets will be realized, deferred tax assets recognized for loss carryforwards are fully offset by a valuation allowance of approximately $140,000 and $279,000 at August 31, 2001 and 2002,
               respectively.



NOTE 8:        COMMITMENT

               On November 1, 2001, the Company entered into employment agreements with its two principal officers expiring in August 2005. As part of the agreement, the officers have been granted monthly salaries of $7,000 each. For the year ended August 31, 2002, the officers contributed salaries in the amount of $140,000 to paid-in capital. The officers may defer future salaries for an undetermined period of time with rights to demand payment at any time.

                                   UMDN, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                  For the years ended August 31, 2001 and 2002


NOTE 9:        STOCKHOLDERS' DEFICIENCY

               Preferred stock:

               During the year ended August 31, 2001, 1,050,000 shares of series A preferred stock were issued as a stock dividend. In March 2002, all of the shares of series A preferred stock were converted into 10,500,000 shares of common stock based on a conversion ratio of ten shares of common stock for each share of series A preferred stock. All of the shares of series A preferred stock have reverted to the status of authorized, but unissued shares of preferred stock.

               Common stock:

               The Company issued 14,478 and 104,000 shares of common stock, for promotional and consulting services provided during the years ended August 31, 2001 and 2002, respectively. These services were valued at $4,500 and $26,000 respectively. For the year ended August 31, 2001, the services rendered amounted to $4,500, and the number of shares issued was based on the fair value of the shares at the time of incorporation in August 2001 as established by the board of directors. For the year ended August 31, 2002, the services rendered amounted to $26,000, and the number of shares issued was based on the value of the private placement shares sold at $.25 per share in August 2001.

               Stock options:

               The Company has granted stock options for the purchase of shares of the Company's common stock to some of its consultants. The exercise price of the options outstanding at August 31, 2001 and 2002 ranged from $.02 to $.25 per share and these options expire through 2012. Some of these options were granted at prices below fair market value, which resulted in charges to expense of $79,000 and $23,000 for the years ended August 31, 2001 and 2002, respectively. These options were fully vested as of August 31, 2002.

               In April 2002, the Company adopted the 2002 Stock Option Plan of UMDN, Inc. which provides for the issuance of both incentive and non-qualified stock options to employees, non-employee directors and consultants. Under the plan, the Company may issue stock options for up to 20% of the total number of shares of common stock outstanding from time to time. Vesting of the stock options to employees and consultants is determined by a committee of the board of directors. Options granted to non-employee directors vest equally over four years commencing on the date of grant. During April 2002, the Company granted non-qualified options to purchase 300,000 shares of the Company's common stock for $.25 per share to non-employee directors, which was the fair value at the date of grant, of which 75,000 were vested as of August 31, 2002. These options expire through April 2012.


                                                                     (Continued)

                                   UMDN, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                  For the years ended August 31, 2001 and 2002


NOTE 9:        STOCKHOLDERS' DEFICIENCY (Continued)

               Stock options:  (Continued)

               During the year ended August 31, 2002, the Company also granted non-qualified options to purchase 400,000 shares of Company's common stock ranging from $.02 to $.25 per share to non-employees, which was the fair value at the date of grant. These options expire through March 2007 and were fully vested as of August 31, 2002.

               The weighted average remaining contractual life for the options was 3 years and 5 months and 5 years as of August 31, 2001 and 2002, respectively.

               The weighted-average fair value at the date of grant for options granted for the years ended August 31, 2001 and 2002 was $.19 and $.23 per option, respectively. The weighted-average fair value of these options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended August 31, 2001 and 2002, respectively, risk-free interest rates of 5.2% and 4.0%, respectively, dividends yields of 0% each, volatility factors of the expected market price of the Company's common stock of 10% each, and a weighted-average expected life of the options of 3.2 and 5.5 years.

               Following is a summary of options activity for the years ended August 31, 2001 and 2002:

                                                                                                               Weighted Average
                                                                                                                   Exercise
                                                                                                    Shares          Price


                    Balance outstanding and exercisable, August 31, 2000                             200,000         .05
                        Options granted                                                              300,000         .02
                                                                                                     -------

                    Balance outstanding and exercisable, August 31, 2001                             500,000         .03
                        Options granted                                                              700,000         .21
                        Options cancelled                                                           (100,000)        .02
                                                                                                     -------

                    Balance outstanding, August 31, 2002                                           1,100,000        $.15
                                                                                                   =========         ===

                    Balance exercisable, August 31, 2002                                             875,000        $.13
                                                                                                     =======         ===

               Warrants:

               In connection with the private placement of the Company's common stock during the year ended August 31, 2001, the Company granted warrants for the purchase of 700,000 shares of the Company's common stock for $.75 per share on or before May 31, 2002 and $1.00 per share thereafter. In connection with the issuance of common stock for services, the Company also granted warrants for the purchase of 12,000 shares of the Company's common stock for $1.00 per share during April 2002. The warrants are currently exercisable and expire on May 31, 2003.

                                   UMDN, INC.
                   NOTES TO FINANCIAL STATEMENTS (Continued)
                  For the years ended August 31, 2001 and 2002


NOTE 10:       PRO FORMA EARNINGS PER SHARE

               Pro forma loss and pro forma loss per share are not presented since the Company accounts for all stock options under SFAS No.123 because all options have been granted to non-employees and the pro forma amounts would be the same as the historical reported amounts.

NOTE 11:       DEFERRED OFFERING COSTS

               Deferred offering costs consist mainly of professional fees incurred relating to the Company's public stock offering on Form SB-2 which became effective on October 2, 2002. These costs will be offset against proceeds received from the sale of the Company's stock. As of January 13, 2003, there were no proceeds from the sale of the Company's stock. The Company has engaged a financial consultant to assist with the sale of its stock.

SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UMDN, Inc.

                                             By:  /s/ Kent Keith
                                                --------------------------------
                                                 Kent Keith
                                                 President



                                             By:  /s/ Starla Keith
                                                --------------------------------
                                                  Starla Keith
                                                  Chief Financial Officer

Dated: January 23, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

NAME                                   TITLE                          DATE
/s/ Kent Keith
----------------------           President and Director         January 23, 2003
Kent Keith

/s/ Starla Keith
----------------------           Chief Financial Officer        January 23, 2003
Starla Keith                     and Director

/s/ Maj Hagman
----------------------           Director                       January 23, 2003
Maj Hagman

/s/ Gary Horowitz
----------------------           Director                       January 23, 2003
Gary Horowitz

/s/ Michael Posner
----------------------           Director                       January 23, 2003
Michael Posner

                                 CERTIFICATIONS
I, Kent Keith, certify that:

1. I have reviewed this special report pursuant to Rule 15(d)(2) of the Exchange Act on Form 10-KSB of UMDN, Inc. ("Registrant");

2. Based on my knowledge, this special report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this special report;

3. Based on my knowledge, the financial statements, and other financial information included in this special report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this special report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this special report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this special report (the "Evaluation Date"); and

               c) presented in this special report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this special report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Kent Keith
Date: January 23, 2003                              ----------------------------
                                                        Kent Keith, President

I, Starla Keith, certify that:

1. I have reviewed this special report pursuant to Rule 15(d)(2) of the Exchange Act on Form 10-KSB of UMDN, Inc. ("Registrant");

2. Based on my knowledge, this special report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this special report;

3. Based on my knowledge, the financial statements, and other financial information included in this special report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this special report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this special report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this special report (the "Evaluation Date"); and

               c) presented in this special report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this special report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Starla Keith
Date: January 23, 2003                     -------------------------------------
                                           Starla Keith, Chief Financial Officer