Form 10QSB
period 2002-11-30
UMDN INC
filed 2003-01-23
CIK 1172576

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: November 30, 2002

                                   UMDN, Inc.
                                   ----------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   95-4817171
                                   ----------
                      (I.R.S. Employer Identification No.)

                217 Ashland Avenue, Santa Monica California 90405
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (310) 396-1475
                                 --------------
                           (Issuer's telephone number)

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
10-KSB (special report pursuant to Rule 15(d)(2))
--------------------------------------------------------------------------------

The number of outstanding shares of the Issuer's Common Stock, $0.0001 par value, was 14,924,000 as of January 15, 2003.

Transitional Small Business Disclosure Format (check one):  Yes         No   X
                                                                -----     -----

Part I

                          Item 1. Financial Statements

                                   UMDN, INC.
                                 BALANCE SHEETS
                      August 31, 2002 and November 30, 2002

                                     ASSETS
                                                                                            August 31,          November 30,
                                                                                               2002                2002
                                                                                                                (Unaudited)
CURRENT ASSETS
   Cash                                                                                     $   1,825           $       -
   Prepaid expenses                                                                               310                 310
   Deferred offering costs                                                                    155,356             180,920
                                                                                            ---------           ---------

        TOTAL CURRENT ASSETS                                                                  157,491             181,230
                                                                                            ---------           ---------

PROPERTY AND EQUIPMENT, at cost,
   net of accumulated depreciation                                                             15,563              13,797
                                                                                            ---------           ---------
        TOTAL ASSETS                                                                        $ 173,054           $ 195,027
                                                                                            =========           =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                                           $       -           $   8,911
   Accounts payable                                                                            39,109              46,129
    Accrued interest
                                                                                               11,970              18,515
   Consulting fees payable                                                                      6,000              15,000
   Legal fees payable                                                                          94,050             114,804
   Current portion of long-term debt                                                            2,870               2,370
   Deferred income                                                                             19,388              13,439
                                                                                            ---------           ---------

        TOTAL CURRENT LIABILITIES                                                             173,387             219,168
                                                                                            ---------           ---------

LONG-TERM DEBT                                                                                  4,542               4,366
                                                                                            ---------           ---------


NOTES PAYABLE, STOCKHOLDERS                                                                   308,000             339,576
                                                                                            ---------           ---------

COMMITMENT

STOCKHOLDERS' DEFICIENCY
   Series A convertible preferred stock, $.0001 par value:
      Authorized 10,000,000 shares;
      Issued and outstanding, zero shares at
        August 31, 2002 and November 30, 2002                                                       -                   -
   Common stock, $.0001 par value:
      Authorized 40,000,000 shares;
      Issued and outstanding, and 14,924,000
        shares at August 31, 2002 and November 30, 2002                                         1,492               1,492
   Paid-in capital                                                                            422,457             467,457
   Accumulated deficit                                                                       (736,824)           (837,032)
                                                                                            ---------           ---------

        TOTAL STOCKHOLDERS'
            DEFICIENCY                                                                       (312,875)           (368,083)
                                                                                            ---------           ---------

        TOTAL LIABILITIES AND
            STOCKHOLDERS' DEFICIENCY                                                        $ 173,054           $ 195,027
                                                                                            =========           =========


                See accompanying notes to financial statements.

                                   UMDN, INC.
                            STATEMENTS OF OPERATIONS
        For the three months ended November 30, 2001 and 2002 (unaudited)



                                                                                             November 30,      November 30,
                                                                                                 2001              2002
                                                                                             -----------       ------------
REVENUE                                                                                      $   17,641        $    24,519
                                                                                             -----------       ------------
OPERATING EXPENSES
   General, selling and administrative
      expense                                                                                    79,479           116,027
   Rescinded transaction costs                                                                   10,553                 -
                                                                                             -----------       ------------

      TOTAL OPERATING EXPENSES                                                                   90,032           116,027
                                                                                             -----------       ------------


LOSS FROM OPERATIONS                                                                            (72,391)        (  91,508)


INTEREST EXPENSE                                                                                  3,966             8,700
                                                                                             -----------       ------------


          NET LOSS                                                                             $(76,357)        $(100,208)
                                                                                             ===========       ============



Basic and diluted loss per common share                                                           $ .02             $ .01
                                                                                             ===========       ============


Weighted average number of shares                                                             4,350,667        14,924,000



                See accompanying notes to financial statements.

                                   UMDN, INC.
                            STATEMENTS OF CASH FLOWS
          For the months ended November 30, 2001 and 2002 (unaudited)
                                                                                            November 30,     November 30,
                                                                                               2001             2002
                                                                                         ----------------  ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $  (76,357)         $      (100,208)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                                             1,588                   1,766
    Non-cash payments for services                                                          37,000                  42,000
    Non-cash payments for rent                                                               3,000                   3,000
    Changes in assets and liabilities:

     Increase in accounts receivable                                                         (400)                     -
     Increase in deferred offering costs                                                        -                  (25,564)
     Increase in accounts payable                                                            2,099                   7,020
     Increase (decrease) in consulting fees payable                                       (31,000)                   9,000

     Increase in legal fees payable                                                          6,865                  20,754
     Increase  in accrued interest                                                           2,493                   6,545
     Increase (decrease) in deferred income                                                  5,608                 (5,949)
                                                                                         ----------------  -----------------

     Net cash used in operating activities                                                (49,104)                (41,636)
                                                                                         ----------------  -----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, stockholders                                                25,000                   31,576
  Long-term debt paid                                                                       (511)                    (676)
                                                                                         ----------------  -----------------

     Net cash provided by financing activities                                             24,489                   30,900
                                                                                         ----------------  -----------------


NET DECREASE IN CASH                                                                     (24,615)                 (10,736)


CASH - BEGINNING OF YEAR                                                                   30,704                    1,825
                                                                                         ----------------  -----------------


                                                                                         $
CASH / (BANK OVERDRAFT) - END OF PERIOD                                                  $  6,089                  (8,911)
                                                                                         ================  =================
                See accompanying notes to financial statements.

                                   UMDN, INC.
                          NOTES TO FINANCIAL STATEMENTS
        For the three months ended November 30, 2001 and 2002 (unaudited)


NOTE 1:  BUSINESS OF THE COMPANY

         The Company provides sales and marketing services through a benefits program that it created specifically for unions and association members. This benefits program utilizes the collective bargaining power of the unions to obtain purchasing power with businesses ("providers"). The Company enrolls members of unions and other large affinity groups to leverage their buying power to elicit proprietary discounts for their benefit from both local and national businesses. The Company provides their services through live operators, an online interface and printed materials. The Company's revenues are derived from the businesses that provide the discounts.


NOTE 2:  BASIS OF PRESENTATION AND GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained operating losses since its inception. In addition, the Company has used substantial amounts of working capital in its operations. Further, at August 31, 2002 and November 30, 2002, current liabilities exceeded current assets by approximately $172,000 and $219,000 (excluding deferred offering costs), respectively, and total liabilities exceeded total assets by approximately $313,000 and $368,000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon a successful financing and the success of the Company's future operations. Management anticipates additional cash flows from a contract which is currently suspended. Should this contract be terminated, the Company is to receive a termination fee of $100,000 in the quarter ending May 31, 2003. In addition, the Company's stockholders intend to sell their registered shares through a public offering from which they intend to contribute a portion of the proceeds to the Company. Management believes that these actions and revenues from operations, if successful, will enable the Company to continue as a going concern. Management also believes that if sufficient funds are not raised, the Company will have to curtail its operations.

NOTE 3:  DEFERRED OFFERING COSTS

         Deferred offering costs consist mainly of professional fees incurred relating to the Company's public stock offering on Form SB-2 which became effective on October 2, 2002. These costs will be offset against proceeds received from the sale of the Company's stock. As of January 18, 2003, there were no proceeds from the sale of the Company's stock. The Company has engaged a financial consultant to assist with the sale of its stock.

                  Item 2. Management's Discussion and Analysis


The following discussion should be read in conjunction with the Financial Information and Notes thereto included in this report and is qualified in its entirety by the foregoing.

Special Note Regarding Forward-Looking Statements

Some of the statements in this Management's Discussion and Analysis constitute forward-looking statements. These statements involve risks known to us, significant uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms of other comparable terminology. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined above. These factors may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future events, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements.

General Notes

UMDN is a marketing company that has created a benefits program specifically for affinity group members, currently primarily union members. Specifically, UMDN enrolls members of these groups to leverage their buying power and elicit proprietary discounts from businesses wanting to access this market. The businesses pay UMDN fees to be listed with UMDN's live operators, in UMDN's online interface and in printed materials to gain the patronage of the membership.

During the three month period ended November 30, 2002, UMDN entered into negotiations to create a Discount Network in Las Vegas, Nevada for Leisure Industries (LESR), a Vacation Interval Ownership (Timeshare) company headquartered in Las Vegas. These negotiations resulted in a three-year, non-exclusive contract with potential revenue of approximately $700,000 to $1.2 million dollars. Revenues would be derived from both retail providers in the local networks as well as from per member fees paid by LESR, which is a departure from UMDN's historical reliance solely on fees payable by network providers. Based on these discussions and the ensuing contract, UMDN hired personnel, and expanded current personnel's duties with commensurate compensation, to increase the effectiveness of UMDN's operations and to research opportunities for the Timeshare market as well as other new markets. UMDN also commissioned a $20,000 upgrade over several months of its proprietary PNA (Provider Network Administration) software in order to meet certain requirements of the new contract, as well as increase UMDN's capability to enter new markets, give UMDN the capability to track member activity on its Networks, add new on-line marketing capabilities, and increase UMDN's overall operational efficiency. Shortly after hiring UMDN to build and administer a Las Vegas Discount Network, LESR requested a suspension of the UMDN contract, as LESR had just hired a new Vice President of Marketing who needed time to review all vendor programs and implement a cohesive program going forward. In the following quarter ending February 28, 2003, UMDN received a payment of $20,000 from LESR for UMDN's agreement to suspend the contract until April 18, 2003. Pursuant to an amendment to the agreement between UMDN and LESR, on or before April 18, LESR must determine whether it will continue the contract with timely payments, or terminate the contract with a one-time payment to UMDN of $100,000. During December 2002, upon LESR's announcement of its intention to suspend the contract for some time, UMDN laid-off its staff and re-hired several of them as independent contractors. UMDN operations continue to be handled, uninterrupted, by these contracted personnel.

Results of Operations for the Three Months Ended November 30, 2002

Revenue for the three month period ended November 30, 2002 was $24,519 as compared to $17,641 for the three month period ended November 30, 2001. This represents an increase of $6,878 or 18%. This increase in sales is attributable to the addition of personnel, specifically an additional telemarketer whose responsibilities included, among other things, lead generation for the UMDN salesperson. Currently, Management expects that sales will decline in the next quarter, ending February 28, 2003, as December is historically a slow sales month for UMDN and January sales will be affected by the loss of the telemarketer that supported sales. Management expects to have replaced the telemarketer and sales to continue normally by February 2003.

Total Operating Expenses for the three month period ended November 30, 2002 were $116,027 as compared to $98,032 in the three month period ended November 30, 2001; an increase of $17,995, or 18%. As discussed in the General Notes above, UMDN made the decision to add personnel, as well as increase certain commissions and salaries in order to facilitate the development of new markets and increase the output of current operations. The results of these efforts included the three year contract with LESR (subsequently suspended as discussed in "General Notes"), development of software that will allow UMDN to enter into additional new markets seeking sustainable, incremental income, new relationships with several important unions, and an increase in Sales commensurate with the increase in Expenses.

Liquidity and Capital Resources

On November 30, 2002, the Company had a negative working capital of $218,858 (excluding deferred offering costs). Currently, Kent and Starla Keith, the President and CFO, respectively, and principal stockholders, are not collecting salaries and through the three month period ending November 30, 2002 have contributed accrued salaries to capital. UMDN has continued operations with the combination of cash flows generated from sales and supplemental loans from the principal stockholders to cover deficiencies. In November 2001, the Company entered into a promissory note with its principal stockholders and officers under which it may borrow up to $350,000. As of January 2003, no amount remained under this note. The Company's principal stockholders intend to sell their registered shares through a public offering from which they intend to contribute a portion of the proceeds to the Company. Management believes that these actions together with revenues from operations will be sufficient to sustain operations through April and into May, when LESR's contract will either be resumed, creating positive cash flow, or terminated, at which time LESR is required to pay UMDN a one-time payment of $100,000. During the months from February through May, UMDN also anticipates selling from 1 to 3 new, smaller contracts to Los Angeles based affinity groups which will add sustainable revenue to UMDN's cash flow. Like the LESR agreement, these agreements are expected to provide that revenue be received from payments by both the network providers and the affinity groups themselves.

UMDN does not have any significant commitment for capital expenditures.

                         Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. UMDN maintains controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted by UMDN under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, UMDN's President and Chief Financial Officer concluded that UMDN's disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in UMDN's internal controls or in other factors that could significantly affect UMDN's controls subsequent to the date of the evaluation of such controls by the President and Chief Financial Officer.

Part II

                                Item 6. Exhibits

Exhibit
Number            Name

3.1       Certificate of Incorporation*
3.2       Bylaws*
10.1 Agreement dated October 4, 2002, between UMDN, Inc. and Leisure Services Corporation
10.2 Amendment, dated as of December 19, 2002, to Agreement, dated October 4, 2002, between UMDN, Inc. and Leisure Services Corporation

----------
* Incorporated by reference as Exhibits of same number attached to Registration Statement No. 333-88500 on Form SB-2.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   UMDN, Inc.

                                                   By: /s/ Kent Keith
                                                      ----------------------
                                                       Kent Keith
                                                       President

                                                   By: /s/ Starla Keith
                                                      ----------------------
                                                       Starla Keith
                                                       Chief Financial Officer

Dated: January 23, 2003

                                 CERTIFICATIONS

I, Kent Keith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UMDN, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 23, 2003                                /s/ Kent Keith
                                                     ---------------------------
                                                       Kent Keith, President

I, Starla Keith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UMDN, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 23, 2003                               /s/ Starla Keith
                                                     ---------------------------
                                                     Starla Keith,
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Number             Name

3.1       Certificate of Incorporation*
3.2       Bylaws*
10.1 Agreement dated October 4, 2002, between UMDN, Inc. and Leisure Services Corporation
10.2 Amendment, dated as of December 19, 2002, to Agreement, dated October 4, 2002, between UMDN, Inc. and Leisure Services Corporation

----------
* Incorporated by reference as Exhibits of same number attached to Registration Statement No. 333-88500 on Form SB-2.